Form 10-K
period 2013-12-31
CEI Funding LLC; FirstEnergy Ohio PIRB Special Purpose Trust 2013; TE Funding LLC; OE Funding LLC; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; TOLEDO EDISON CO
filed 2014-03-31
CIK 1573334, 1578443, 1573279, 1573352, 20947, 73960, 352049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.			I.R.S. Employer Identification Number
333-187692-06	FIRSTENERGY OHIO PIRB SPECIAL PURPOSE TRUST 2013 (Exact name of issuing entity as specified in its charter)		46-6795854

001-02323	THE CLEVELAND ELECTRIC ILLUMINATING COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-0150020

001-02578	OHIO EDISON COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-0437786

001-03583	THE TOLEDO EDISON COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-4375005

333-187692-03	CEI FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367273

333-187692-01	OE FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367425

333-187692-04	TE FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367453

Delaware (State or jurisdiction of incorporation or organization of the issuing entity and the bond issuers)

	76 South Main Street Akron, OH (Address of principal executive offices of the issuing entity and the bond issuers)	44308 (zip code)
(800) 736-3402
(Issuing entity’s and bond issuers’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         Yes  ☐    No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐		Accelerated Filer ☐

Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The aggregate market value of the issuing entity’s equity held by non-affiliates of the registrant as of June 30, 2013: None
Documents incorporated by reference: None.

PART I
Item 1. Business.
Omitted pursuant to General Instruction J of Form 10-K.
Item 1A. Risk Factors.
Omitted pursuant to General Instruction J of Form 10-K.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Omitted pursuant to General Instruction J of Form 10-K.
Item 3. Legal Proceedings.
Omitted pursuant to General Instruction J of Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted pursuant to General Instruction J of Form 10-K.
Item 6. Selected Financial Data.
Omitted pursuant to General Instruction J of Form 10-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted pursuant to General Instruction J of Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Omitted pursuant to General Instruction J of Form 10-K.
Item 8. Financial Statements and Supplementary Data.
Omitted pursuant to General Instruction J of Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
Omitted pursuant to General Instruction J of Form 10-K.
Item 9A. Controls and Procedures.
Omitted pursuant to General Instruction J of Form 10-K.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Omitted pursuant to General Instruction J of Form 10-K.
Item 11. Executive Compensation.
Omitted pursuant to General Instruction J of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted pursuant to General Instruction J of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted pursuant to General Instruction J of Form 10-K.
Item 14. Principal Accountant Fees and Services.
Omitted pursuant to General Instruction J of Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of this report (exhibits marked with an asterisk are filed herewith):

1.    Financial Statements

Not Applicable

2.    Financial Statement Schedules

Not Applicable

3.    Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1
Amended and Restated Limited Liability Company Agreement of CEI Funding LLC, dated June 20, 2013 (incorporated by reference to Exhibit 3.1 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

3.2
Amended and Restated Limited Liability Company Agreement of OE Funding LLC, dated June 20, 2013 (incorporated by reference to Exhibit 3.2 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

3.3
Amended and Restated Limited Liability Company Agreement of TE Funding LLC, dated June 20, 2013 (incorporated by reference to Exhibit 3.3 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

4.1
Certificate Indenture, dated as of June 20, 2013, between FirstEnergy Ohio PIRB Special Purpose Trust 2013 and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

4.2
Amended and Restated Declaration of Trust of FirstEnergy Ohio PIRB Special Purpose Trust 2013 among CEI Funding LLC, OE Funding LLC and TE Funding LLC, acting jointly as Settlors, and U.S. Bank Trust National Association, as Delaware Trustee and The Cleveland Electric Illuminating Company, Ohio Edison Company and The Toledo Edison Company, each as an Administrative Trustee, dated as of June 20, 2013 (incorporated by reference to Exhibit 4.2 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

4.3
Bond Indenture, dated as of June 20, 2013, between CEI Funding LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

4.4
Bond Indenture, dated as of June 20, 2013, between OE Funding LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

4.5
Bond Indenture, dated as of June 20, 2013, between TE Funding LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

4.6	Form of Pass-Through Trust Certificates (contained in Exhibit 4.1).

4.7	Form of CEI Funding LLC Bonds (contained in Exhibit 4.3).

4.8	Form of OE Funding LLC Bonds (contained in Exhibit 4.4).

4.9	Form of TE Funding LLC Bonds (contained in Exhibit 4.5).

10.1
Fee and Indemnity Agreement, dated as of June 20, 2013, among CEI Funding LLC, OE Funding LLC, TE Funding LLC, U.S. Bank National Association, U.S. Bank Trust National Association and FirstEnergy Ohio PIRB Special Purpose Trust 2013 (incorporated by reference to Exhibit 10.1 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.2
Cross-Indemnity Agreement, dated as of June 20, 2013, among CEI Funding LLC, OE Funding LLC and TE Funding LLC (incorporated by reference to Exhibit 10.2 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.3
Administration Agreement, dated as of June 20, 2013, between CEI Funding LLC and The Cleveland Electric Illuminating Company (incorporated by reference to Exhibit 10.3 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.4
Administration Agreement, dated as of June 20, 2013, between OE Funding LLC and Ohio Edison Company (incorporated by reference to Exhibit 10.4 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.5
Administration Agreement, dated as of June 20, 2013, between TE Funding LLC and The Toledo Edison Company (incorporated by reference to Exhibit 10.5 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.6
Bond Purchase Agreement, dated as of June 20, 2013, between CEI Funding LLC and FirstEnergy Ohio PIRB Special Purpose Trust 2013 (incorporated by reference to Exhibit 10.6 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.7
Bond Purchase Agreement, dated as of June 20, 2013, between OE Funding LLC and FirstEnergy Ohio PIRB Special Purpose Trust 2013 (incorporated by reference to Exhibit 10.7 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.8
Bond Purchase Agreement, dated as of June 20, 2013, between TE Funding LLC and FirstEnergy Ohio PIRB Special Purpose Trust 2013 (incorporated by reference to Exhibit 10.8 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.9
Phase-In-Recovery Property Purchase and Sale Agreement, dated as of June 20, 2013 between CEI Funding LLC and The Cleveland Electric Illuminating Company (incorporated by reference to Exhibit 10.9 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.10
Phase-In-Recovery Property Purchase and Sale Agreement, dated as of June 20, 2013, between OE Funding LLC and Ohio Edison Company (incorporated by reference to Exhibit 10.10 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.11
Phase-In-Recovery Property Purchase and Sale Agreement, dated as of June 20, 2013, between TE Funding LLC and The Toledo Edison Company (incorporated by reference to Exhibit 10.11 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.12
Phase-In-Recovery Property Servicing Agreement, dated as of June 20, 2013, between CEI Funding LLC and The Cleveland Electric Illuminating Company (incorporated by reference to Exhibit 10.12 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.13
Phase-In-Recovery Property Servicing Agreement, dated as of June 20, 2013, between OE Funding LLC and Ohio Edison Company (incorporated by reference to Exhibit 10.13 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.14
Phase-In-Recovery Property Servicing Agreement, dated as of June 20, 2013, between TE Funding LLC and The Toledo Edison Company (incorporated by reference to Exhibit 10.14 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

*31.1	Certification of Ohio Edison Company pursuant to Rule 13a-14(d)/15d-14(d).

*31.2	Certification of The Cleveland Electric Illuminating Company pursuant to Rule 13a-14(d)/15d-14(d).

*31.3	Certification of The Toledo Edison Company pursuant to Rule 13a-14(d)/15d-14(d).

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for Ohio Edison Company.

*33.2	Report on assessment of compliance with servicing criteria for asset-backed securities for The Cleveland Electric Illuminating Company.

*33.3	Report on assessment of compliance with servicing criteria for asset-backed securities for The Toledo Edison Company.

*33.4	Report on assessment of compliance with servicing criteria for asset-backed securities for FirstEnergy Service Company.

*33.5	Report on assessment of compliance with servicing criteria for U.S. Bank, National Association.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of Ohio Edison Company.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of The Cleveland Electric Illuminating Company.

*34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of and The Toledo Edison Company.

*34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of FirstEnergy Service Company.

*34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young on behalf of U.S. Bank, National Association.

*35.1	Compliance statement of Ohio Edison Company, as servicer.

*35.2	Compliance statement of The Cleveland Electric Illuminating Company, as servicer.

*35.3	Compliance statement of The Toledo Edison Company, as servicer.

(b)	Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith): See Item 15(a)(3) above.
 Item 1112(b). Significant Obligors of Pool Assets.
None.
Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.
None.

Item 1115(b). Certain Derivatives Instruments.
None.
Item 1117. Legal Proceedings.
None.
Item 1119. Affiliations and Certain Relationships and Related Transactions.

The Issuing Entity is a Delaware statutory trust specifically formed by the bond issuers, CEI Funding LLC, OE Funding LLC and TE Funding LLC, for the purpose of acquiring bonds from the bond issuers and issuing the certificates. CEI Funding LLC, OE Funding LLC and TE Funding LLC are wholly-owned subsidiaries of the servicers, The Cleveland Electric Illuminating Company, Ohio Edison Company and The Toledo Edison Company, respectively.
Item 1122. Compliance with Applicable Servicing Criteria.
See Exhibits 33.1, 33.2, 33.3, 33.4, 33.5, 34.1, 34.2, 34.3, 34.4 and 34.5 under Item 15.
Item 1123. Servicer Compliance Statement.
See Exhibits 35.1. 35.2 and 35.3 under Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTENERGY OHIO PIRB SPECIAL PURPOSE TRUST 2013
(Issuing entity)
BY:	THE CLEVELAND ELECTRIC ILLUMINATING COMPANY, as Servicer
OHIO EDISON COMPANY, as Servicer
THE TOLEDO EDISON COMPANY, as Servicer

	BY:	/s/ Steven R. Staub
Steven R. Staub
Vice President and Treasurer
Date: March 31, 2014

EXHIBIT INDEX

*31.1	Certification of Ohio Edison Company pursuant to Rule 13a-14(d)/15d-14(d).

*31.2	Certification of The Cleveland Electric Illuminating Company pursuant to Rule 13a-14(d)/15d-14(d).

*31.3	Certification of The Toledo Edison Company pursuant to Rule 13a-14(d)/15d-14(d).

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for Ohio Edison Company.

*33.2	Report on assessment of compliance with servicing criteria for asset-backed securities for The Cleveland Electric Illuminating Company.

*33.3	Report on assessment of compliance with servicing criteria for asset-backed securities for The Toledo Edison Company.

*33.4	Report on assessment of compliance with servicing criteria for asset-backed securities for FirstEnergy Service Company.

*33.5	Report on assessment of compliance with servicing criteria for U.S. Bank, National Association.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of Ohio Edison Company.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of The Cleveland Electric Illuminating Company.

*34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of and The Toledo Edison Company.

*34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of FirstEnergy Service Company.

*34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young on behalf of U.S. Bank, National Association.

*35.1	Compliance statement of Ohio Edison Company, as servicer.

*35.2	Compliance statement of The Cleveland Electric Illuminating Company, as servicer.

*35.3	Compliance statement of The Toledo Edison Company, as servicer.